Form 10QSB
period 2000-03-31
BIB NET CORP
filed 2000-05-03
CIK 1095602

<pre>







                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                       ----------------------------------

                                   FORM 10-QSB
                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from
                                                              ------------------

           ------------------
                         Commission file number  0-27495
                                                ---------

                             bib.net Corporation
                             -------------

             (Exact Name of Registrant as Specified in its Charter)


           Georgia                                 58-2493703
- ------------------------------                -------------------
State of Other Jurisdiction of                 (I.R.S. Employer
Incorporation or Organization)                Identification No.)




2810 Wesley Plantation Drive, Duluth, Ga.                          30096
- ---------------------------------------                        ---- -----
Address of Principal Executive Offices)                        (Zip Code)

                                 (770) 814-0992
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                             3885 Crestwood Parkway, Ste 200
                                     Duluth, Ga. 30096
                                      (Former Address)

     (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   [X]    No   [ ]
                                         ---         ---

At March 31, 2000 there were 16,438,666 shares of common stock outstanding.


                               bib.net Corporation
                          (A DEVELOPMENT STAGE COMPANY)
                                   (UNAUDITED)


                                TABLE OF CONTENTS



Part I.  Financial Information                                             Page Number
                                                                           -----------
Item 1.  Financial Statements
Balance Sheets at March 31, 2000 and December 31, 1999 (Unaudited)              1

Statements of Operations  for the three months ended March 31,                  2
2000 and 1999 and (Unaudited)


Statements  of Cash Flows for the three months ended March 31,                  3
2000 and 1999 (Unaudited)

Notes to Financial Statements (unaudited)                                       4 - 7


Item 2.  Management's Discussion and Analysis of Financial Condition and Results   11
of Operations Part II. Other Information

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities and Use of Proceeds

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

         Signature Page                                                            13


                              bib.net Corporation
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)

                                                               March 31,  December 31,
                                                                2000         1999
                                                              ---------    ---------
ASSETS
Software/Computers                                           $  20,976    $  20,976
                                                              ---------    ---------

       Total Assets                                          $  20,976    $  20,976
                                                               =========    =========

                LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities
 Accounts payable                                            $  18,460    $   2,772
                                                               ---------    ---------
       Total Current Liabilities                                18,460        2,772
                                                               ---------    ---------

     Stockholders' Equity
 Common stock, $0.001 par value, 50,000,000 shares authorized;
      16,438,666 shares issued and outstanding                  16,439       14,919
 Additional paid in capital                                     10,000       37,111
  Deficit accumulated during the development stage             (167,098)    (154,420)
                                                               ---------    ---------
        Total Stockholders' Equity                                2,516       18,204
                                                               ---------    ---------

        Total Liabilities and Stockholders' Equity            $  20,976    $  20,976
                                                               =========    =========

                See accompanying notes to financial statements.


                 See accompanying notes to financial statements.
                               bib.net Corporation
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)



                                               Three months   Three months
                                                   ended          ended
                                                 March 31,      March 31,
                                                   2000           1999
                                                ----------    -----------   -----------

Revenue                                         $     --      $      --     $      --
                                                ----------    -----------   -----------

Expenses:
        Selling, general and administrative         12,678        15,004
        Depreciation                                  --             --            --
                                                ----------    -----------   -----------
               Total Operating Expenses             12,678        15,004
                                                ----------    -----------   -----------

Operating Loss                                     (12,678)      (15,004)          --
                                                ----------    -----------   -----------

Net Loss                                         ($ 12,678)    ($ 15,004)     --
                                                ==========    ===========   ===========

Per Share Information:
        Weighted Average Shares Outstanding -
            Basic and Diluted                    16,438,666   11,206,000
                                                ==========    ===========   ===========

Net Loss Per Common Share - Basic and Diluted   ($   0.008)   ($   0.013)       --
                                                ==========    ===========   ===========

                 See accompanying notes to financial statements.


                               bib.net Corporation
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                        Three months  Three months
                                                           ended        ended
                                                          March 31,    March 31,
                                                            2000         1999
                                                          ---------    --------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES
          Net loss                                        ($12,678)   ($15,004)
         Adjustments to reconcile net loss to net cash
             provided by operating activities:
                    Consulting services contributed         12,678      15,004
                    Increase in operating assets:
                       Accounts payable & taxes payable        --          --
                                                          ---------    --------     ---------
          Net cash used in operating activities:               --          --            --
                                                          ---------    --------     ---------
NET INCREASE IN CASH                                           --          --            --
CASH, beginning of period                                    3,736       7,462           --
                                                          ---------    --------     ---------

CASH, end of period                                       $  1,057     $   --        $    --
                                                          =========    ========     =========


SUPPLEMENTAL CASH FLOW INFORMATION
      Cash paid during the year for:
                Interest                                     $    --
                Income taxes                                 $    --


                 See accompanying notes to financial statements.

                              bib.net Corporation
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


Note 1.   Summary of Significant Accounting Policies

Organization
- ------------
The Company was incorporated on July 15, 1988, in the State of Florida under the name of American Realty Management Services Corporation. On January 12, 1999, the Company merged with a privately held company in the state of Georgia. On June the company amended its Articles of Incorporation and the name was changed to the bib.net Corporation and the company effected a migration which changed its registration from the state of Florida to the state of Georgia.

The Company is a development stage Company. The Company's primary concentrations are in providing Internet content services and consulting, online news, and information, classified advertising to consumers and small to medium businesses.

Net Income (Loss) Per Share
- ---------------------------
The net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average of common shares outstanding for the period. For the period(s) outlined above, potential common shares and the computation of diluted earnings per share are not considered as their effect would be anti-dilutive.

Estimates
- ---------
The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ significantly from those estimates.

Software, Property and Equipment
- --------------------------------
Software is being depreciated using the accelerated cost recovery method over a life of seven years. This depreciation method is designed to expense the cost of the asset over its estimated useful life. Property and equipment are recorded at cost. Depreciation has been calculated on the accelerated cost recovery method at rates based on five to seven years estimated lives.

Impairment of Long-Lived Assets
- -------------------------------
The Company accounts for the carrying value of long-lived assets in accordance with the requirements of FAS 121 "Accounting for the Impairment of Long-Lived Assets". As of September 30, 1998, no asset impairment needs to be recognized.

Cash and Cash Equivalents
- -------------------------
The Company considers all short-term, highly liquid investments with an original maturity date of three months or less at date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.

Revenue Recognition
- -------------------
Revenue is recognized by the Company upon the delivery of the product or completion of services rendered.

Advertising Costs
- -----------------
The Company expenses all advertising costs as incurred.

Research and Development
- ------------------------
Research and development costs are expensed as incurred



Note 2.   Stockholders' Equity

In 1998, the State of Florida approved the Company's restated Articles of Incorporation, which increased its capitalization from 1,000 common shares to 50,000,000 common shares. The par value was unchanged at $.001.

Also, September 16 1998, the Company forward split its common stock 1,000:1, increasing the number of outstanding common stock shares from 1,000 to 1,000,000 shares.



Note 3.   Year 2000

The Company has assessed its exposure to date sensitive computer software programs that may not be operative subsequent to 1999 and has implemented a requisite course of action to minimize Year 2000 risk and ensure that neither significant costs nor disruption of normal business operations are encountered. However, because there is no guarantee that all systems of outside vendors or other entities on which the Company's operations rely will be Year 2000 compliant, the Company remains susceptible to consequences of the Year 2000 issue.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain "forward-looking  statements" as defined under
Section 21E of the Securities Exchange Act of 1934. The Company desires to take advantage of the "safe harbor" provisions of Section 21E and is including this statement for the express purpose of availing itself of the protection of the safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and may include the Company's expectations of future financial results. The words "believe", "expect", "anticipate", "estimate", "project", and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk exposure is inherently uncertain. Factors which could effect actual results include but are not limited to i) change in general market, ii) general economic conditions, both in the United States generally and in the Company's market area, iii) legislative/regulatory changes, iv) demand for products, v) competition, and other internet commerce issues. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                               PLAN OF OPERATIONS


For the next twelve months, bib.net will continue its present business operations providing Internet content services, consulting, development, online news and information, and advertising for consumers and small- to medium-sized businesses. The Company shall continue to provide online news and information, Internet content services and consulting it needs to become a successful enterprise.

The company's two main areas of concentration are content, consulting and development:

Content consists of providing news and information to business users and consumers who want more unique data other than what's generally available online. The use of online reporters will continue to generate various reports. Eventually, the company plans to build its own online advertising sales force to generate direct sales from advertisers. Currently, sales of advertising is farmed out to Valueclick.com with mixed results. The long-term future looks promising in this area. As the company gains more readership of its content, advertisers will come on board more abundantly.

Consulting. The company has realized a growing trend among small to medium sized business and startups who seek valuable information and consulting services from the company and as a result the company has entered into several contractural agreements to provide such services. The company has expertise in the following areas: Programming (Java, C++, Visual Basic, xhtml, SGML, XML, Perl, SQL, DHTML and HTML) for complete Web integration and development and general business formation and setup.

Overall, the company is confident in its ability to build a profitable business model based on the areas it has chosen to concentrate on.

SEC registration. The company is still engaged in the process of registering with the Securities And Exchange Commission under the information disclosure Act of 1934. This process will take some time to complete and there is no date set to when this process will end. Until this process is complete the company will have a hard time of raising capital and retaining employees.
To ensure that we remain in business and operational at all times the company forsee the need to issue more common stock to fund ongoing operations and recruit talented people.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------


         Three months ended March 31, 2000 and March 31, 1999.

For the quarter ended March 31, 2000, the Company generated a net loss of $12,678, a decrease from a net loss of $15,004 for the first quarter of 1999.

At March 31, 2000, the Company's total assets remained at $20,976 compared with total assets at December 31, 1999.


                            DISCUSSION OF OPERATIONS
                            ------------------------

During the three months  ended March 31, 2000, the Development
Stage Company issued 1,520,000 shares of restricted common stock to consultants valued at $.007 per share, for services rendered for development of the Public relations, Company structure and Goodwill.


                           LIQUITY AND CAPITAL SOURCES
                           ---------------------------

The Company plans to apply to the Securities and Exchange Commission for an exemption Securities Offering under Regulation D, Rule 504 which was funded in the third quarter of 2000.

PART II OTHER INFORMATION
- -------------------------

Item 1    LEGAL PROCEEDINGS
- ---------------------------

The Company is currently anticipates being involved in a legal proceedings incident with a former attorney which the company hired to represent its SEC filing requirements. The company feels that the quality of work received was subpar and on behalf of its sharesholders will seek retribution.

Item 2    CHANGES IN SECURITIES AND USE OF PROCEEDS
- ---------------------------------------------------

Not applicable

Item 3    DEFAULTS UPON SENIOR SECURITIES
- -----------------------------------------

Not applicable

Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------------------------------------------------------------

No matters were submitted for a vote of shareholders during the period covered by this report.

Item 5    OTHER INFORMATION
- ---------------------------

Not applicable

Item 6    EXHIBITS AND REPORT ON FORM 8-K
- -----------------------------------------

  (a)  Exhibits

          NUMBER           DESCRIPTION
          ------           -----------
                           Financial Data Schedule

  (b)   Reports on Form 8-K

     None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   bib.net Corporation

Date:   May 3, 2000                By: /Rod Sailor
                                   --------------------
                                   Rod Sailor, CEO

</pre>