Form 10QSB
period 2000-09-30
BIB NET CORP
filed 2000-11-13
CIK 1095602

<pre>







                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                       ----------------------------------

                                   FORM 10-QSB
                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000
                                       or

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

At September 30, 2000 there were 16,438,666 shares of common stock outstanding.


                               bib.net Corporation
                          (A DEVELOPMENT STAGE COMPANY)
                                   (UNAUDITED)


                                TABLE OF CONTENTS



Part I.  Financial Information                                             Page Number
                                                                           -----------
Item 1.  Financial Statements
Balance Sheets at September 30, 2000 and June 30, 2000 (Unaudited)                  1

Statements of Operations  for the three months ended September 30,                  2
2000 and 1999 and (Unaudited)


Statements  of Cash Flows for the three months ended  September 30,                 3
2000 and 1999 (Unaudited)

Notes to Financial Statements (unaudited)                                       4 - 7


Item 2.  Management's Discussion and Analysis of Financial Condition and Results   11
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


                              bib.net Corporation
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)

                                                            September 30,  June 30,
                                                                2000         2000
                                                              ---------    ---------
ASSETS
Software/Computers                                           $  24,428    $  19,928
                                                              ---------    ---------

       Total Assets                                          $  24,428    $  19,928
                                                               =========    =========

                LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities
 Accounts payable                                            $   5,550    $   5,550
                                                               ---------    ---------
       Total Current Liabilities                                 5,550        5,550
                                                               ---------    ---------

     Stockholders' Equity
 Common stock, $0.001 par value, 50,000,000 shares authorized;
      16,438,666 shares issued and outstanding                  16,439       16,439
 Additional paid in capital                                      -----       ------
  Deficit accumulated during the development stage             (180,077)    (180,077)
                                                               ---------    ---------
        Total Stockholders' Equity                               14,378       14,378
                                                               ---------    ---------

        Total Liabilities and Stockholders' Equity            $  19,928    $  19,928
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


                 See accompanying notes to financial statements.
                               bib.net Corporation
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)



                                               Three months   Three months
                                                   ended          ended
                                                 Sept. 30,      Sept. 30,
                                                   2000           1999
                                                ----------    -----------   -----------

Revenue                                         $   4,707   $      --     $      --
                                                ----------    -----------   -----------

Expenses:
        Selling, general and administrative          3,972        24,104
        Depreciation                                  --             --            --
                                                ----------    -----------   -----------
               Total Operating Expenses              3,972        24,104
                                                ----------    -----------   -----------

Operating Loss                                     (3,972)      ( 24,104)          --
                                                ----------    -----------   -----------

Net Loss                                          $(3,972)     ($ 24,104)     --
                                                ==========    ===========   ===========

Per Share Information:
        Weighted Average Shares Outstanding -
            Basic and Diluted                    16,438,666   16,438,666
                                                ==========    ===========   ===========

Net Loss Per Common Share - Basic and Diluted   $(   0.004)   ($  0.0015)       --
                                                ==========    ===========   ===========

                 See accompanying notes to financial statements.


                               bib.net Corporation
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                        Three months  Three months
                                                           ended        ended
                                                           Sept. 30,    Sept. 30,
                                                            2000         1999
                                                          ---------    --------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES
          Net loss                                         ($3,893)   ($24,104)
         Adjustments to reconcile net loss to net cash
             provided by operating activities:
                    Consulting services contributed          3,893      24,104
                    Increase in operating assets:
                       Accounts payable & taxes payable        --          --
                                                          ---------    --------     ---------
          Net cash used in operating activities:               --          --            --
                                                          ---------    --------     ---------
NET INCREASE IN CASH                                           --          --            --
CASH, beginning of period                                    4,707      41,201           --
                                                          ---------    --------     ---------

CASH, end of period                                       $    814     $17,097      $    --
                                                          =========    ========     =========


SUPPLEMENTAL CASH FLOW INFORMATION
      Cash paid during the year for:
                Interest                                     $    --
                Income taxes                                 $    --


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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------


         Three months ended Sept. 30, 2000 and Sept. 30, 1999.

At Sept. 30, 2000, the Company's total assets increased t0 $24,976 compared with total assets at December 31, 1999.


                            DISCUSSION OF OPERATIONS
                            ------------------------

During the three months  ended Sept. 30, 2000, the Development
Stage Company issued no additional shares of restricted common stock.


                           LIQUITY AND CAPITAL SOURCES
                           ---------------------------

The Company plans to apply to the Securities and Exchange Commission for an exemption Securities Offering under Regulation D, Rule 504 which was funded in the third quarter of 2001.

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

                                   bib.net Corporation

Date:   November 6, 2000                By: /Rod Sailor
                                   --------------------
                                   Rod Sailor, CEO

</pre>